Form 10-K/A
period 1998-12-31
DEUTSCHE MORTGAGE & ASSET RECEIVING CORP SERIES 1998-C1
filed 1999-04-09
CIK 1057459

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


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999



EXHIBIT INDEX


Exhibit No.     Description

99.1  Servicer's Annual Statement of Compliance
99.2   Servicer's Independent Accountants' Report on
Servicer's servicing activities

Banc One Mortgage Capital Markets, LLC
	Paul Smyth
	1717 Main Street, 12th Floor, TX1-2495
	Dallas, TX 75201
	(214) 290-2505
(214)  290-3142/3416 (facsimile)
psmyth@bomcm.com

March 8, 1999


LaSalle National Bank
Attn: Asset-Backed Securities Trust Services Group, DMARC 1998-C1
135 South LaSalle Street
Suite 1625
Chicago, IL  60674-4107

Deutsche Mortgage & Asset Receiving Corporation
Attn: R. Douglas Donaldson
One International Place, Room 520
Boston, MA  02110

Fitch IBCA, Inc.
Attn: Esmeta Stewart
One State Street Plaza
New York, NY  10004

Moody's Investors Service Inc.
Attn: Milton Chacon
99 Church Street
New York, NY  10007

Re:	Deutsche Mortgage & Asset Receiving Corporation Commercial Mortgage
Pass-Through Certificates Series 1998-C1 ("DMARC 98-C1")

Dear Sirs and Madams:

This Officer's Certificate is provided to you be Banc One Mortgage Capital Markets, LLC ("BOMCM") pursuant to Section 3.14 of that certain Pooling and Servicing Agreement ("PSA") dated as of March 1, 1998 relative to the above referenced securitization for which BOMCM acts as Servicer and Special Servicer. Capitalized terms used herein shall bear the meaning ascribed to them in the PSA unless otherwise defined in this letter.

The undersigned officer, on behalf of BOMCM, hereby informs you that a review of the activities of the Servicer and Special Servicer during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision, (ii) that, to the best of such officer's knowledge, based on such review, the Servicer and Special Servicer have fulfilled all of their obligations under this Agreement throughout such year, or, if there has been a default, it is noted herein (iii) tha s knowledge, each related sub-servicer has fulfilled its obligations under its sub-servicing agreement in all material respects, or, if there has been a material default it is noted herein, and (iv) BOMCM has not received any notice regarding qualification, or challenging the status, of the Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the IRS or any other governmental agency or body.


Should you have any questions regarding this matter, please contact me at the number referenced above.

Sincerely,

BANC ONE MORTGAGE
CAPITAL MARKETS, L.L.C.


By:

	Paul Smyth
Managing Director of Servicing



cc:	Cadwalader, Wickerman & Taft
	Attn: Anna Glick
	100 Maiden Lane
	New York, NY  10038

February 11, 1999

PricewaterhouseCoopers
2001 Ross Avenue
Suire 1800
Dallas, TX  75201-2997

As of and for the year ended December 31, 1998, Banc One Mortgage Capital Markets, LLC ("BOMCM") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") (except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1, which the MBA has interpreted as inapplicable to such servicing.) As of and for this same period, BOMCM had an errors and omissions policy in the amount of $25 million.

/S/
Edgar Smith, II
Chief Operating Officer

Independent Accountant's Report

To Banc One Mortgage Capital Markets, LLC:

We have examined management's assertion about Banc One Mortgage Capital Markets LLC's ("BOMCM") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") (except for commercial loan and multifamily loan servicing for which minimum servicing standards
V.4 and VI.1, are inapplicable to such servicing according tot he Mortgage Bankers Association) as of and for the year ended December 31, 1998 inc ement assertion. Management is responsible for BOMCM's compliance with those minimum servicing standards. Our responsibility is to express and opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Acountants and, accordingly, included examining, on a test basis, evidence about BOMCM's compliance with the minimum servicing standards and performing such other procedures as we
considered necessary in the circumstances.   We believe that our examination
provides a reasonable bases for our opinion. Our examination does not provide a legal determination on BOMCM's compliance with the minimum ser

In our opinion, management's assertion that BOMCM complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all material respects.

/S/
PriceWaterhouseCoopers

Dallas, Texas
February 22, 1999